Form 10-Q
period 1997-12-31
FIRST LINCOLN BANCSHARES INC
filed 1998-03-30
CIK 1051001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                         Commission File Number 1-13847


                          FIRST LINCOLN BANCSHARES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             47-0221753
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

13TH AND "N" STREETS, LINCOLN, NEBRASKA                                   68508
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (402) 475-0521
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changes since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.           Yes   N/A     No
                                                         -----        -----
                                                    Yes           No    X
                                                         -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of March 30, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
            --------------------

      First Lincoln Bancshares Inc. (The "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of First Federal Lincoln Bank (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. At this time and until the conversion is complete, First Lincoln Bancshares Inc. is a noncapitalized shell corporation with no business activities. The financial statements of First Lincoln Bancshares Inc., which are set forth after Item 3 below, reflect such status. For a further discussion of First Lincoln Bancshares Inc.'s formation and intended operations see "First Lincoln Bancshares Inc." in the Company's Prospectus (the "Prospectus") dated March 13, 1998, which is a part of its Registration Statement under the Securities Act of 1933 on Form S-1, initially filed on December 12, 1997 and declared effective on February 11, 1998 and supplemented on March 13, 1998. Such description of First Lincoln Bancshares Inc. is incorporated herein by reference and attached hereto as Exhibit 99.1. Additionally, "Recent Developments" on pages 13 through 15 of the Prospectus is incorporated herein by reference and attached hereto as Exhibit 99.2. Such Recent Developments presents financial information regarding the Bank for the six months ended and at December 31, 1997, including a "Management's Discussion and Analysis of Recent Developments." Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ---------------------

            See Item 1.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
            ----------------------------------------------------------

            See Item 1.

                          FIRST LINCOLN BANCSHARES INC.
                             STATEMENTS OF CONDITION


                                             December 31,             June 30,
                                                 1997                   1997
                                           ----------------        ---------------
Assets...............................            $ --                    NA
Expenses.............................            $ --                    NA
See accompanying notes to financial statements

                            STATEMENTS OF OPERATIONS



                                                 Three Months and Six Months
                                                     Ended December 31,
                                           ---------------------------------------
                                                 1997                   1997
                                           -----------------       ---------------
Income...............................            $ --                    NA
Expenses.............................            $ --                    NA
      Net income.....................            $ --                    NA
See accompanying notes to financial statements

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Six Months Ended December 31, 1997
                               -------------------------------------------------------
                                              Additional
                                 Common        Paid-in        Retained
                                 Stock         Capital        Earnings        Total
                               ----------     ----------      --------      ----------
Balance June 30, 1997....         $ --           $ --           $ --           $ --
Balance December 31, 1997         $ --           $ --           $ --           $ --

See accompanying notes to financial statements.


                        STATEMENTS OF CHANGE IN CASH FLOW


                                                  Six Months Ended December 31,
                                                ----------------------------------
                                                    1997                  1996
                                                ------------          ------------
Funds provided............................          $ --                   NA
Funds used................................          $ --                   NA
See accompanying notes to financial statements.

                          FIRST LINCOLN BANCSHARES INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    General

      First Lincoln Bancshares Inc. is a recently formed holding company formed for the purpose of acquiring all of the common stock of First Federal Lincoln Bank concurrent with its conversion from mutual to stock form of organization. At December 31, 1997, First Lincoln Bancshares Inc. was a shell corporation with no business activities and no assets.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

            None.

Item 2.     Changes in Securities and Use of Proceeds.
            -----------------------------------------

            None.

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            None.

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).
            ------------------------------------------------------------------

       (a)  The following exhibits are filed as part of this report:

            Exhibit 3.1 Certificate of Incorporation of First Lincoln Bancshares Inc.*
            Exhibit 3.2     Bylaws of First Lincoln Bancshares Inc.*
            Exhibit 4.0     Draft Stock Certificate of First Lincoln Bancshares
                            Inc.*
            Exhibit 99.1   First Lincoln Bancshares Inc.
            Exhibit 99.2   Recent Developments

       (b)  No reports on Form 8-K were filed this quarter.

* Incorporated herein by reference in this document from the Exhibits to the Form S-1 Registration Statement, filed on December 12, 1997, and any amendments thereto (Registration Statement No. 333-42197).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST LINCOLN BANCSHARES INC.



Date:    March 30, 1998             By:   /s/ Gilbert G. Lundstrom
      ------------------------            ------------------------------------
                                          Gilbert G. Lundstrom
                                          President and Chief Executive
                                          Officer

Date:     March 30, 1998            By:   /s/ Eugene B. Witkowicz
      ------------------------            ------------------------------------
                                          Eugene B. Witkowicz
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer