Form 10-Q
period 1998-03-31
FIRST LINCOLN BANCSHARES INC
filed 1998-05-12
CIK 1051001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   --------------------

                         Commission File Number 1-13847


                          FIRST LINCOLN BANCSHARES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                          47-0807441
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


13TH AND "N" STREETS, LINCOLN, NEBRASKA                                68508
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes  X   No
                                                         ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of May 12, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
            --------------------

      First Lincoln Bancshares Inc. (The "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of First Federal Lincoln Bank (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. At this time and until the conversion is complete, First Lincoln Bancshares Inc. is a noncapitalized shell corporation with no business activities. The financial statements of First Lincoln Bancshares Inc., which are set forth after Item 3 below, reflect such status. For a further discussion of First Lincoln Bancshares Inc.'s formation and intended operations see "First Lincoln Bancshares Inc." in the Company's Prospectus (the "Prospectus") dated March 13, 1998, which is a part of its Registration Statement under the Securities Act of 1933 on Form S-1, initially filed on December 12, 1997 and declared effective on February 11, 1998 and supplemented on March 13, 1998. Such description of First Lincoln Bancshares Inc. is incorporated herein by reference as Exhibit 99.1. Upon completion of its conversion, the Bank will become the wholly-owned subsidiary of the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ---------------------

            See Item 1.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
            ----------------------------------------------------------

            See Item 1.


                          FIRST LINCOLN BANCSHARES INC.
                             STATEMENTS OF CONDITION


                                               March 31,              June 30,
                                                 1998                   1997
                                           ----------------        ---------------
Assets...............................            $ --                    NA
Expenses.............................            $ --                    NA
See accompanying notes to financial statements

                            STATEMENTS OF OPERATIONS


                                                Three Months and Nine Months
                                                       Ended March 31,
                                           ---------------------------------------
                                                 1998                   1998
                                           -----------------       ---------------

Income...............................            $ --                    NA
Expenses.............................            $ --                    NA
      Net income.....................            $ --                    NA
See accompanying notes to financial statements


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                          Nine Months Ended March 31, 1998
                               -------------------------------------------------------
                                              Additional
                                 Common        Paid-in        Retained
                                 Stock         Capital        Earnings        Total
                               ----------     ----------      --------      ----------

Balance June 30, 1997....         $ --           $ --           $ --           $ --
Balance March 31, 1998...         $ --           $ --           $ --           $ --
See accompanying notes to financial statements.


                        STATEMENTS OF CHANGE IN CASH FLOW


                                                   Nine Months Ended March 31,
                                                ----------------------------------
                                                    1998                  1997
                                                ------------          ------------

Funds provided............................          $ --                   NA
Funds used................................          $ --                   NA
See accompanying notes to financial statements.

                          FIRST LINCOLN BANCSHARES INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    General
      -------

      First Lincoln Bancshares Inc. is a recently formed holding company formed for the purpose of acquiring all of the common stock of First Federal Lincoln Bank concurrent with its conversion from mutual to stock form of organization. At March 31, 1998, First Lincoln Bancshares Inc. was a shell corporation with no business activities and no assets.

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

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).
            ------------------------------------------------------------------

      (a)   The following exhibits are filed as part of this report:

            Exhibit 3.1 Certificate of Incorporation of First Lincoln Bancshares Inc.*
            Exhibit 3.2       Bylaws of First Lincoln Bancshares Inc.*
            Exhibit 4.0 Draft of Stock Certificate of First Lincoln Bancshares Inc.*
            Exhibit 99.1 Portion of the Company's Prospectus contained in the Company's Registration Statement under the heading, "First Lincoln Bancshares Inc."**

      (b) The Company filed a Form 8-K on April 9, 1998. The Form 8-K reported under Item 5 that the Company's proposed subsidiary, First Federal Lincoln Bank, Lincoln, Nebraska had suspended its conversion as of April 6, 1998.

* Incorporated herein by reference in this document from the Exhibits to the Form S-1 Registration Statement, filed on December 12, 1997, and any amendments thereto (Registration Statement No. 333-42197).
** Incorporated herein by reference in this document from Exhibit 99.1 of the Company's 10-Q, for the period ending December 31, 1997, filed on March 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FIRST LINCOLN BANCSHARES INC.



Date:     May 12, 1998                By:  /s/ Gilbert G. Lundstrom
      -------------------------           --------------------------------
                                          Gilbert G. Lundstrom
                                          President and Chief Executive
                                          Officer

Date:     May 12, 1998                By:  /s/ Eugene B. Witkowicz
      -------------------------           --------------------------------
                                          Eugene B. Witkowicz
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer