Form 10-K
period 1998-06-30
FIRST LINCOLN BANCSHARES INC
filed 1998-09-22
CIK 1051001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission File Number 1-13847


                          FIRST LINCOLN BANCSHARES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              47-0807441
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
 or organization)                                            Identification No.)

13TH AND "N" STREETS, LINCOLN, NEBRASKA                                   68508
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                 (402) 475-0521
--------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

           Securities registered pursuant to section 12(b) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

           Securities registered pursuant to section 12(g) of the Act
                                 NOT APPLICABLE

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of September 22, 1998 the Company had no shares of Common Stock issued or outstanding.

                                     PART I


ITEM 1.  BUSINESS.
------------------

      First Lincoln Bancshares Inc. (the "Company") is a Delaware holding company, formed for the purpose of acquiring all of the common stock of First Federal Lincoln Bank (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization. At this time and until the conversion is complete, First Lincoln Bancshares Inc. is a noncapitalized shell corporation with no business activities.

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

ITEM 2.  PROPERTIES.
--------------------

      As a noncapitalized shell corporation with no assets and liabilities, the Company currently maintains no properties.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

      The Company was formed in November 1997 and has never issued capital stock.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

      The financial statements of First Lincoln Bancshares Inc., which are set forth below, reflect the Company's shell status.

                          FIRST LINCOLN BANCSHARES INC.
                             STATEMENTS OF CONDITION

                                                      At June 30, 1998
                                                  -----------------------

Assets...............................                       $ --
Expenses.............................                       $ --
See accompanying notes to financial statements


                            STATEMENTS OF OPERATIONS


                                              Year Ended June 30, 1998
                                           -------------------------------

Income...............................                   $ --
Expenses.............................                   $ --
      Net income.....................                   $ --

See accompanying notes to financial statements



                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                              Year Ended June 30, 1998
                               -------------------------------------------------------
                                              Additional
                                 Common        Paid-in        Retained
                                 Stock         Capital        Earnings        Total
                               ----------     ----------      --------      ----------

Balance June 30, 1997....         $ --           $ --           $ --           $ --
Balance June 30, 1998....         $ --           $ --           $ --           $ --

See accompanying notes to financial statements.

                        STATEMENTS OF CHANGE IN CASH FLOW


                                                        Year Ended June 30
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


                          FIRST LINCOLN BANCSHARES INC.
                          NOTES TO FINANCIAL STATEMENTS

1.    General

      First Lincoln Bancshares Inc. is a recently formed holding company formed for the purpose of acquiring all of the common stock of First Federal Lincoln Bank concurrent with its conversion from mutual to stock form of organization. At June 30, 1998, First Lincoln Bancshares Inc. was a shell corporation with no business activities and no assets.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

      See Item 1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

      See Item 1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

      See Items 1 and 6.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.
-------------------------------------------

      Information concerning Directors and Executive Officers of the Company is attached as Exhibit 99.2. This exhibit contains excerpts from the "Management of the Company," and "Management of the Bank" sections of the Prospectus, dated March 13, 1998, which is a part of its Registration Statement under the Securities Act of 1933 on Form S-1, initially filed on December 12, 1997 and declared effective on February 11, 1998 and supplemented on March 13, 1998. The exhibit has been amended to note a change in management of the Bank since the date of the Prospectus.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

      No executive officers are currently paid by the Company, due to its inactive status as a noncapitalized shell corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

      Not applicable. Currently, the Company has no shares issued or outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

      Not applicable.  See Item 1.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

      (a) The following exhibits are filed as part of this report:

            Exhibit 3.1 Certificate of Incorporation of First Lincoln Bancshares Inc.*
            Exhibit 3.2       Bylaws of First Lincoln Bancshares Inc.*
            Exhibit 4.0 Draft of Stock Certificate of First Lincoln Bancshares Inc.*
            Exhibit 99.1 Portion of the Company's Prospectus contained in the Company's Registration Statement under the heading, "First Lincoln Bancshares Inc."**
            Exhibit 99.2 Portion of the Company's Prospectus contained in the Company's Registration Statement under the heading, "Management of the Company," and "Management of the Bank."

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

                                   SIGNATURES

      Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FIRST LINCOLN BANCSHARES INC.



Date:    September 22, 1998            By:   /s/ Gilbert G. Lundstrom
      -----------------------                -----------------------------------
                                             Gilbert G. Lundstrom
                                             President and Chief Executive
                                             Officer

Date:    September 22, 1998            By:   /s/ Eugene B. Witkowicz
      -----------------------                -----------------------------------
                                             Eugene B. Witkowicz
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer